Form 10-Q
period 1996-09-30
BAY NETWORKS INC /DE/
filed 1996-11-13
CIK 816530

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q
(MARK ONE)
      /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                       OR
      / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 0-19366

                              ---------------------
                               BAY NETWORKS, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                              04-2916246
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


                           4401 GREAT AMERICA PARKWAY
                          SANTA CLARA, CALIFORNIA 95054
                    (Address of principal executive offices)
                            TELEPHONE: (408) 988-2400
              (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes /X/  No / /


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   188,468,183 shares of Common Stock, $.01 par value, as of September 30, 1996


   This report on Form 10-Q, including all exhibits, contains 18 pages. The exhibit index is located on page 16 of this report.

================================================================================

                               BAY NETWORKS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1996


                                      INDEX

                                                                                          PAGE
                                                                                          ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets -- September 30, 1996 and
             June 30, 1996                                                                 3

           Condensed Consolidated Statements of Income -- Three Months
             Ended September 30, 1996 and 1995                                             4

           Condensed Consolidated Statements of Cash Flows -- Three Months
             Ended September 30, 1996 and 1995                                             5

           Notes to Condensed Consolidated Financial Statements                          6-8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                        8-13


PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                               14

           Signature                                                                      15

           Exhibit Index                                                                  16

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               BAY NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                         SEPTEMBER 30,           JUNE 30,
                                                                              1996               1996
                                                                         -------------           --------
                                                                          (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                             $   340,727        $   315,064
     Short-term investments                                                    111,200            119,093
     Accounts receivable, net of allowance for doubtful accounts of $8,741 at September 30, 1996 and
        $9,683 at June 30, 1996                                                294,204            320,892
     Inventories                                                               214,736            239,725
     Deferred income taxes                                                      74,878             74,320
     Other current assets                                                       65,394             48,615
                                                                           -----------        -----------
          Total current assets                                               1,101,139          1,117,709
Investments                                                                    167,934            154,064
Property and equipment, net                                                    231,243            211,674
Other assets                                                                    32,392             23,088
                                                                           -----------        -----------
                                                                           $ 1,532,708        $ 1,506,535
                                                                           ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $   118,174        $   116,894
     Accrued expenses                                                          138,767            133,352
     Accrued income taxes                                                       23,591              4,818
     Deferred revenue                                                           49,681             46,629
                                                                           -----------        -----------
          Total current liabilities                                            330,213            301,693
Long-term debt                                                                 110,080            110,147
Stockholders' equity                                                         1,092,415          1,094,695
                                                                           -----------        -----------
                                                                           $ 1,532,708        $ 1,506,535
                                                                           ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                               BAY NETWORKS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)


                                                          THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ---------------------
                                                         1996             1995
                                                         ----             ----
                                                              (unaudited)

Revenue                                              $  522,654        $  457,773
Cost of sales                                           249,915           206,210
                                                     ----------        ----------
Gross profit                                            272,739           251,563
                                                     ----------        ----------
Operating expenses:
  Research and development                               54,954            48,816
  Selling and marketing                                 128,215            92,984
  General and administrative                             19,575            17,393
  In-process research and development                    42,648                --
                                                     ----------        ----------
         Total operating expenses                       245,392           159,193
                                                     ----------        ----------
Income from operations                                   27,347            92,370
Net interest income and other                             6,025             8,400
                                                     ----------        ----------
Income before provision for income taxes                 33,372           100,770
Provision for income taxes                               27,747            37,602
                                                     ----------        ----------
Net income                                           $    5,625        $   63,168
                                                     ==========        ==========
Net income per share                                 $     0.03        $     0.32
                                                     ==========        ==========
Weighted average common shares and equivalents          196,345           196,803
                                                     ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                               BAY NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                ---------------------
                                                                                1996             1995
                                                                                ----             ----
                                                                                     (unaudited)
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
     Net income                                                               $  5,625        $ 63,168
     Adjustments to reconcile net income to cash flows
        provided by operating activities:
          Depreciation and amortization                                         25,526          15,981
          In-process research and development                                   42,648             --
          Benefit from deferred income taxes                                     2,238          15,767
          Changes in operating assets and liabilities:
            Accounts receivable                                                 29,099         (52,962)
            Inventories                                                         26,950         (54,045)
            Other current assets                                               (16,569)            216
            Accounts payable                                                      (991)         46,984
            Accrued expenses                                                     4,926           9,043
            Accrued income taxes                                                22,355           3,530
            Deferred revenue                                                     2,799          (1,963)
                                                                              --------        --------
          Cash flows provided by operating activities                          144,606          45,719
                                                                              --------        --------

Cash flows from investing activities:
     Expenditures for property and equipment                                   (44,652)         (26,540)
     Purchases of investments                                                  (46,384)        (110,439)
     Proceeds from maturities of investments                                    39,358          153,792
     Proceeds from sales of investments                                          1,049            5,902
     Acquisition of LANcity Corporation, net of cash acquired                  (58,821)              --
     Other assets                                                                2,078           (1,433)
                                                                              --------        ---------
          Cash flows (used in) provided by investing activities               (107,372)          21,282
                                                                              ---------       ---------

Cash flows from financing activities:
     Payments of long-term debt                                                    (67)            (139)
     Purchase of treasury common stock                                         (22,314)         (13,053)
     Issuance of common stock                                                   10,810           13,226
                                                                              --------        ----------
          Cash flows (used in) provided by financing activities                (11,571)              34
                                                                              --------        ----------

Net increase in cash and cash equivalents                                       25,663            67,035
Cash and cash equivalents, beginning of period                                 315,064           283,913
                                                                              --------        ----------
Cash and cash equivalents, end of period                                      $340,727        $  350,948
                                                                              ========        ==========


   The accompanying notes are an integral part of these financial statements.

                               BAY NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

    Bay Networks, Inc. (the "Company") operates in one industry segment and develops, manufactures, markets and supports a comprehensive line of data networking products and services, including high-speed routers, switches, intelligent hubs, remote and Internet access solutions and sophisticated management software providing network design and configuration solutions. These products enable end users to build or enhance their data network systems, including all levels from small local area networks to large enterprise-wide information infrastructures.

    The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature, except for the in-process research and development charge incurred during the three month period ended September 30, 1996, which the Company believes is infrequent in nature. The results of operations for the interim periods presented are not necessarily indicative of results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended June 30, 1996 included in the Company's 1996 Annual Report on Form 10-K.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.     CONSOLIDATED BALANCE SHEET INFORMATION

           Inventories. Inventories, stated at the lower of cost (first-in, first-out) or market, consist of (in thousands):


                                         SEPTEMBER 30, 1996     JUNE 30, 1996
                                         ------------------     -------------
                                             (unaudited)
   Raw materials                             $   82,654         $    98,342
   Work-in-process                               47,542              54,468
   Finished goods                                84,540              86,915
                                             ----------         -----------
                  Total inventories          $  214,736         $   239,725
                                             ==========         ===========

          Property and Equipment. Property and equipment are stated at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets ranging from two to five years. Leasehold improvements are recorded at cost and are amortized using the straight-line method over the remaining lease term or the economic useful life, whichever is shorter. (in thousands)


                                         SEPTEMBER 30, 1996     JUNE 30, 1996
                                         ------------------     -------------
                                             (unaudited)
    Machinery and equipment                     $340,223          $309,473
    Furniture and fixtures                        39,926            36,685
    Leasehold improvements                        67,788            55,327
                                                --------           -------
       Total property and equipment              447,937           401,485
    Accumulated depreciation and amortization   (216,694)         (189,811)
                                                --------          --------
           Total property and equipment, net    $231,243          $211,674
                                                ========          ========

3.    BUSINESS COMBINATIONS

    On September 24, 1996, the Company acquired all of the outstanding shares of LANcity Corporation, a provider of advanced cable modem technology, which has been accounted for as a purchase. The total purchase price of $59.0 million was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of acquisition. This included approximately $8.3 million to developed technology and $5.6 million to other intangible assets, which are being amortized on a straight-line basis over a five year period. Approximately $42.6 million was charged to in-process research and development. Pro forma information has not been presented because the effect of the acquisition was not material to the Company's consolidated financial position, results of operations, and cash flows.

    On June 16, 1996, the Company signed a definitive agreement to acquire the Digital Signal Processing (DSP) modem business of Penril DataComm Networks, Inc. (Penril), a provider of advanced DSP-based modems and remote access products. Under terms of the agreement, the Company will exchange $10 payable in the Company's common stock for each share of Penril's common stock according to an exchange value determined by averaging the Company's closing stock prices over a specified period prior to closing. At July 31, 1996, Penril had 10,849,647 shares of common stock outstanding. Immediately prior to the closing of this transaction, the remaining non-DSP modem businesses of Penril will be spun off to Penril stockholders. This acquisition is subject to regulatory approval and approval of Penril stockholders. The acquisition will be accounted for as a purchase. Based on preliminary estimates, the Company expects to allocate approximately $60 million to $65 million to in-process research and development, which will be charged to expense upon the closing of the transaction, currently expected to be in the quarter ending December 31, 1996.

    The following summary, prepared on a pro forma basis, combines the results of operations as if the Penril DSP modem business had been acquired as of the beginning of the period presented. It is based on the three months ended September 30, 1996 for the Company and the three months ended July 31, 1996 for the Penril DSP modem business. The summary includes the impact of certain adjustments such as goodwill amortization, elimination of an intercompany license fee and the related income tax effect (in thousands, except per-share amounts):

                                                   THREE MONTHS ENDED
                                                   SEPTEMBER 30, 1996
                                                   ------------------
                                                       (unaudited)

              Revenue                                    $526,789
              Net income                                 $  2,205
              Net income per share                       $   0.01

    The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented. In addition, it is not necessarily indicative of results for any future period and does not reflect any synergy that might be achieved from the combined operations.

4.    INCOME TAXES

    The Company's provision for income taxes for the three month period ended September 30, 1996 is based upon the Company's estimate of the effective tax rate for fiscal 1997 and includes the effect of the in-process research and development charge recorded in the same period. The Company's effective tax rate for the three month period ended September 30, 1996 was 36.5%, exclusive of the in-process research and development charge. The Company's accrued income taxes were reduced by a tax benefit from employee stock option transactions of $3.6 million for the three months ended September 30, 1996 which was credited directly to stockholders' equity.

5.    PER SHARE DATA

    Primary earnings per share were computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period using the treasury stock method.

6.    SIGNIFICANT CUSTOMERS

    One reseller accounted for 10.9% ($57.2 million) of the Company's revenue in the first quarter of fiscal 1997 and 14.0% ($64.0 million) in the same quarter of fiscal 1996.

7.    SUBSEQUENT EVENTS

    The Board of Directors approved a one for one exchange of eligible stock options granted on or after January 1, 1995, under the Bay Networks 1994 Stock Option Plan for replacement stock options. The new grant will have the same number of shares as the number of shares unexercised in the grant being exchanged. These new stock options were granted on October 28, 1996, with an exercise price of $19.50, the closing market price of October 25, 1996. The exchange of stock options may have a negative impact on the Company's earnings per share in future periods. Since the replacement stock option represents a new stock option grant, and not a reduction in price of an existing option, the grants vest on a new vesting schedule, whether or not shares were previously vested under the original grant. The grants being exchanged vested as follows: one-fourth vested one year after the grant date (or the hire date in the case of new hire grants) and 1/48th per month for the next 36 months. Those options exchanged will vest at the rate of 12/54th one year after the commencement of the original option being exchanged and the balance at the rate of 1/54th per month over the next 42 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT AND RISK FACTORS

    The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere herein, as well as the section under the heading "Risk Factors That May Affect Future Results". The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the data networking industry. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

    With the exception of historical information, the matters discussed below under the headings "Results of Operations" and "Liquidity and Capital Resources" may include forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers that a number of important factors, including those identified in such sections and in the section entitled "Risk Factors That May Affect Future Results," as well as factors discussed elsewhere in this report and in the Company's other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those in any forward-looking statements.

    Bay Networks' President and Chief Executive Officer, Andrew K. Ludwick, resigned effective October 14, 1996, but will continue as a Director of the Company. Paul J. Severino, Bay Networks' Chairman, assumed the position of acting CEO and President, pending the completion of a search for a permanent successor. On October 30, 1996, the Company announced that David L. House had been named Chairman, President and Chief Executive Officer of Bay Networks, Inc. Mr. Severino has relinquished his duties as Chairman, acting CEO and President and will continue as a Director of the Company. On November 7, 1996, the Company announced that Dave Shrigley had been named Executive Vice President for Sales, Service and Marketing.

RESULTS OF OPERATIONS

    Revenue. Revenue for the three month period ended September 30, 1996 was $522.7 million as compared to $457.8 million for the three month period ended September 30, 1995, an increase of 14.2%. The increase in revenue in this period was due to increasing unit sales of various Company products through its domestic direct sales force and multi-channel distribution strategy. The highest sales percentage increases were in the router and switching product lines. Revenue for the first quarter of fiscal 1997 decreased $12.9 million compared to revenue of $535.5 million in the fourth quarter of fiscal 1996. Sales were generally down in all principal product lines from one quarter to the next. Also, the decrease was caused in part by pricing actions taken by the Company and seasonal slowness during the quarter.

    International revenue increased 18.0% to $174.6 million for the three month period ended September 30, 1996, as compared to $147.9 million for the comparable period of the prior year. International revenue represented approximately 33.4% and 32.3% of total revenue for the three month periods ended September 30, 1996 and 1995, respectively. International revenue increased as the result of growth in both the Asia/Pacific and the European markets. The Company's international revenue is primarily denominated in U.S. dollars. The effect of foreign exchange rate fluctuations did not have a significant impact on the Company's operating results in the periods presented. Revenue in past periods may not be indicative of future revenue, which may be affected by other factors discussed elsewhere herein, as well as other business environment and risk factors.

    Gross Profit. Gross profit decreased to 52.2% of revenue for the three month period ended September 30, 1996, from 55.0% for the comparable period of the prior year. However, in absolute dollars gross profit increased $21.2 million or 8.4% to $272.7 million for the three month period ended September 30, 1996, from $251.6 million for the comparable period of the prior year. The gross profit percentage decline was a result of competitive price reductions and product mix shift towards lower margin products, including non-modular products. The increase in absolute dollars in gross profit resulted from increased unit sales of the Company's products. Gross profit may continue to decline if there is a continuance of the shift of the Company's product mix towards non-modular products, desktop switching and lower margin router products and continued competitive pricing actions. Other factors, including the Company's shift towards a turnkey manufacturing process, and changes in material and labor costs, may also have an effect on gross profit in the future.

    Operating Expenses. Research and development spending for the three month period ended September 30, 1996 increased 12.6% to $55.0 million from $48.8 million for the comparable period of the prior year. As a percentage of revenue, research and development expenses were 10.5% in the current period and 10.7% in the comparable period of the prior year. The increase relates to the development of new products, the enhancement of current product offerings and the addition of personnel through hiring and acquisitions, resulting, in part, from an increased focus on remote access, network management and switched internetworking technologies. The Company plans to continue its commitment to research and development through internal development and, given that the industry's technology environment is rapidly changing, through acquisitions of technology which bring products to the market more quickly. There can be no assurance that research and development efforts or acquisitions of technology will result in commercially successful new technology and products in the future, or that such technology and products will be introduced in time to meet market requirements. Research and development efforts may be affected by other factors noted elsewhere herein. Research and development expenses may increase in absolute dollars in future periods, and may vary as a percentage of revenue.

    Selling and marketing expenses for the three month period ended September 30, 1996 increased 37.9% to $128.2 million, from $93.0 million in the comparable period of the prior year. As a percentage of revenue, selling and marketing expenses increased to 24.5% for the three month period ended September 30, 1996, from 20.3% in the comparable period of the prior year. The increase in spending was related to, among other things: the costs associated with an increase in the number of sales and customer support staff; continued expansion of its domestic and international sales presence; and investments related to marketing programs associated with new product introductions. The Company's investment in its sales, marketing and customer support staff may vary as a percentage of revenue in the future.

    General and administrative expenses for the three month period ended September 30, 1996 increased 12.5% to $19.6 million from $17.4 million in the comparable period of the prior year. As a percentage of revenue, general and administrative expenses decreased to 3.7% for the three month period ended September 30, 1996, from 3.8% in the comparable period of the prior year. The absolute dollar increase in general and administrative expenses related to the additional personnel and expenditures related to both domestic and international facilities and information technology needed to support the infrastructure required to carry out the Company's global business strategy. The decrease in general and administrative expenses as a percentage of revenue was due to increases in productivity and economies of scale. General and administrative expenses may vary as a percentage of revenue in the future.

    In September 1996, the Company acquired all of the outstanding shares of LANcity Corporation, a provider of advanced cable modem technology for a total purchase price of $59.0 million. Of the aggregate purchase price, approximately $42.6 million was charged to in-process research and development related to internetworking technologies.

    Net Interest Income and Other. Net interest income and other decreased 28.3%, to $6.0 million for the three month period ended September 30, 1996, compared to $8.4 million for the comparable period of the prior year and decreased as a percentage of revenue to 1.2% in the first three months of fiscal 1996 from 1.8% in the first three months of fiscal 1995. The decrease in interest income was due to lower average invested cash and investment balances which yielded lower interest income in the first quarter of fiscal 1997, compared to the first quarter of fiscal 1996.

    Income Taxes. The Company's effective income tax rate for the three month period ended September 30, 1996 was 36.5% compared to 37.3% for the comparable period in the prior year, respectively, excluding the effect of the in-process research and development charge which is not deductible for income tax purposes. The decrease in the effective income tax rate was primarily related to a decrease in the state income tax liabilities. The Company does not anticipate any material change to the effective tax rate for the remainder of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

  Cash generated from operating activities increased to $144.6 million for the three month period ended September 30, 1996, compared to $45.7 million for the comparable period of the prior year. Cash provided from operations increased from the prior period as a decrease in income before depreciation and amortization was more than offset by decreases in accounts receivable and inventory. The decrease in accounts receivable in the three month period ended September 30, 1996 was due to focus on collections efforts and timing of shipments during the period. Days sales outstanding in receivables were 51 days at September 30, 1996 compared to 54 days at June 30, 1996. Days sales outstanding may continue to vary, due to, among other things, timing of product shipments and increased international sales. The decrease in inventory resulted from a reduction in manufacturing lead times and the continued transition to turnkey manufacturing processes.

  Cash used in investing activities was $107.4 million in the first quarter of fiscal 1997, compared to cash provided by investing activities of $21.3 million in the first quarter of fiscal 1996. The consumption of cash in the first quarter of fiscal 1997 was primarily due to increases in property, plant and equipment needed for expansion of domestic and international facilities and improvements to the Company's information technology systems. The Company continues to invest cash required to support the Company's operations in fiscal 1997. Furthermore, the Company acquired LANcity Corporation for $59.0 million in the first quarter of fiscal 1997 as part of the Company's effort to position itself in the emerging cable modem marketplace and deliver access solutions for telecommunication companies, service providers and cable operators.

  Cash used in financing activities was $11.6 million in the first quarter of fiscal 1997, compared to cash provided by financing activities of $34 thousand in the first quarter of fiscal 1996. Cash used by financing activities was primarily due to the Company's purchase of treasury stock on the open market, and offset by cash received in connection with the issuance of stock under the Company's stock plans.

  A subsidiary of the Company has outstanding $110 million of convertible subordinated debentures which mature in May 2003. The debentures are convertible at the option of the holder into the Company's common stock. The debentures are redeemable at the option of the Company, initially at approximately 103.7% and at decreasing prices thereafter to 100% at maturity. To date, the Company's management has made no decision to redeem the debentures.

  As of September 30, 1996, total cash and short- and long-term investments totaled $619.9 million, up from $588.2 million at June 30, 1996. The Company believes that it has the financial resources needed to meet business requirements, including capital expenditures, working capital requirements, debt obligations outstanding and operating lease commitments for facilities at least through the next twelve months.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS.

  As noted above, the foregoing discussion may include forward-looking statements that involve risks and uncertainties. In addition to those risk factors discussed elsewhere in this report, Bay Networks identifies the following risk factors which could affect the Company's actual results and cause actual results to differ materially from those in the forward-looking statements.

  Risks Related to New Products. The Company's future revenue is dependent on its ability to successfully develop, manufacture and market products for customers worldwide. In this regard, future growth is dependent on the Company's ability to timely and successfully develop and introduce new products, establish new distribution channels, develop affiliations with leading market participants which facilitate product development and distribution, and market existing and new products with service providers, resellers and channel partners, and others. Also, future revenue may be affected in part by factors which influence the business of the Company's direct and indirect resellers, such as the resellers' organization structure, purchasing patterns and inventory levels.

  The Company believes that the markets for its products are characterized by rapid rates of technological innovation for both hardware and software. Rapid rates of technological change, in turn, may lead to shorter or more unpredictable product life cycles. There can be no assurance that the Company's research and development efforts will result in commercially successful new technology and products in the future. In addition, as the technical complexity of new products increases, it may become increasingly difficult to introduce new products quickly and according to schedule.

  Risks Related to Recent Developments. The Company recently announced an internal reorganization and implemented a new information system which it believes will better serve its customers and the market overall. There can be no assurances that these actions will achieve the Company's objectives.

  Dependence on Personnel. The Company's success depends upon the continued contributions of its personnel, many of whom would be difficult to replace. The success of the Company will depend on the ability of the Company to attract and retain skilled employees. Changes in personnel, therefore, could adversely affect operating results.

  Risks Related to Gross Profit. The Company's gross profit percentage is a function of the product mix sold in any period. Other factors such as unit volumes, obsolescence of inventory, heightened price competition, changes in channels of distribution, shortages in components due to timely supplies of parts from vendors or ability to obtain items at reasonable prices, and availability of skilled labor, also may continue to affect the cost of sales and the fluctuation in gross profit percentages in future periods. In the past, the Company has paid premiums to secure adequate supplies of components, and it could become necessary to make such payments again in the future.

  Risks Related to Timing of Product Shipments. One of the risks potentially affecting the Company's operating results is the fact that a substantial portion of the Company's revenue in any period may result from shipments during the latter part of a period. Because the Company establishes its operating expense level based on its operational goals, if shipments in any period do not meet goals, net profits may be adversely affected.

  Risks Related to Backlog. The Company has attempted to reduce its product manufacturing lead times. To the extent that backlog is reduced during any particular period, it could result in more variability and less predictability in the Company's quarter to quarter revenue and operating results. If manufacturing lead times are not reduced, the Company's customers may cancel, or not place, orders if shorter lead times are available from other manufacturers. In addition, the Company's ability to meet customer demand may also be dependent on the ability of the Company to increase manufacturing levels for new products to volumes required based on anticipated orders by the market.

Risks Related to Intellectual Property Rights. The Company currently relies upon a combination of patents, copyrights, trademarks and trade secret laws to establish and protect its proprietary rights in its products. The Company maintains as proprietary the software and other portions of the technology incorporated in its network management and other products, and may license that technology to others as necessary. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company has a number of patents and may apply for additional patents. There can be no assurance that patents will issue from any applications filed by the Company or that, if patents do issue, the claims will be sufficiently broad to protect the technology invented by the Company. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages.

  Because of the existence of a large number of patents in the networking field and the rapid rate of issuance of new patents or new standards that may issue or to obtain important technology, it may be necessary for the Company to enter into technology licenses from others. Such licenses could impact the Company's operating results, and there is no assurance that the Company will be able to license such technology.

   The Company has announced a number of strategic technology alliances and cooperative marketing efforts. There can be no assurance that such alliances will lead to standards acceptable to the market, or competitive products.

  Risks Related to New Markets. During the past several quarters, the Company entered new markets, including the remote access and Internet markets, primarily through the acquisition of other businesses. In addition, the Company announced the formation of a subsidiary, NETGEAR, which focuses on developing and marketing products for the small office and home office market. The revenue or net profits from these new markets and businesses has not been material in the past. At present, these new markets are undeveloped and rapidly changing. If these markets do not develop, or if the Company's strategies for these markets are unsuccessful, the Company's operating results may be adversely affected.

  Revenue Fluctuations and Competition. The data networking industry has grown in the past few years, however, the Company's revenue may fluctuate year over year or any quarter over quarter based on competition and customers waiting for anticipated product introductions. The networking industry is highly competitive and competition is expected to intensify and could adversely affect the Company's future results. Networking and communications suppliers compete in areas such as: conformity to existing and emerging industry standards; interoperability with other networking products; the ability to run Ethernet, token ring and FDDI networks on most common cabling systems; network management capabilities; ease of use; scalability; price; performance; reliability; product features; technical support; marketing expertise; and product innovation.

  There are many companies competing in various segments of the intelligent hub, switching, router and remote access network markets. The Company's principal competitors include Ascend Communications, Cabletron Systems, Inc., Cascade Communications, Cisco Systems, Inc., Digital Equipment Corporation, Fore Systems, Inc., Hewlett-Packard Company, Inc., International Business Machines Corporation and 3Com Corporation, among others. Several of the Company's competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technological and personnel resources than those available to the Company. In addition, certain companies in the networking industry have expanded their product lines or technologies in recent years as a result of acquisitions. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors.

  With industry standards established and new standards emerging, more companies have developed standards-based products and have sought to compete on the basis of price. Pressures from competitors offering lower priced products could result in future price reductions for the Company's products.

  Risks Related to Acquisitions. To implement its business plans, the Company may make further acquisitions in the future. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into the Company's operations. The Company's operating results could be adversely affected if it is unable to successfully integrate such new companies into its operations. Certain acquisitions or strategic transactions may be subject to approval by the other party's board or shareholders, domestic or foreign governmental agencies, or other third parties. Accordingly, there is a risk that important acquisitions or transactions could fail to be concluded as planned. Future acquisitions by the Company could also result in issuances of equity securities or the rights associated with the equity securities, which could potentially dilute earnings per share. In addition, future acquisitions could result in the incurrence of additional debt, taxes, or contingent liabilities, and amortization expenses related to goodwill and other intangible assets. These factors could adversely affect the Company's future operating results and financial position. As our competitors have pursued a strategy of growth through acquisition, there is a risk that future acquisitions could be more expensive due to competition among bidders for target companies.

  Reliance on Resellers and Distributors. VAR and distributor networks have continued to represent an important part of the Company's overall sales and distribution strategy. While the Company is not dependent on any single VAR or distributor, the loss of, or changes in the relationship with or performance by, several VARs or distributors nevertheless could have a material adverse effect on the Company's revenue and operating results. The loss of, or changes in the relationship with or performance by, one or more international distributors could have a material adverse effect on the Company's revenue and operating results.

  Risks Related to Customer Support and Service. The market for the Company's products increasingly demands high levels of customer support and service. As a result, the Company aims to provide competitive levels of support and service, as well as product warranties. There is a risk that the Company or its contractors may be unable to provide a level of service that is acceptable to its customers. There is also a risk that the Company may incur substantial costs related to warranties or service claims.

  Risks Related to International Sales. International sales may be an increasingly important contributor to the Company's revenue and net profits. As a result, operating results are increasingly affected by the risks of such activities, including economic conditions in the international markets in which the Company sells its products and political and economic instability, fluctuations in currency exchange rates, changes in international regulatory requirements, international staffing and employment issues, tariffs and other trade barriers, import and export controls and the burden of complying with foreign laws. Sales into developing nations may fluctuate to a greater extent than sales to customers in developed nations, as those markets are only beginning to adopt new technologies and establish purchasing practices. These risks may adversely affect the Company's future operating results and financial position.

  Risks Related to Government Regulations and Product Certification. The Company's operations are also subject to laws, regulations, government policies, and product certification requirements worldwide. Changes in such laws, regulations, policies, or requirements could affect the demand for the Company's products or result in the need to modify products, which may involve substantial costs or delays in sales and could have an adverse effect on the Company's future operating results.

  Risks of Stock Volatility and Absence of Dividends. In recent years, the stock market in general and the market for technology stocks in particular, including the Company's common stock, have experienced extreme price fluctuations. There is a risk that stock price fluctuation could impact the Company's operations. Changes in the price of the Company's common stock could affect the Company's ability to successfully attract and retain qualified personnel or complete necessary business combinations or other transactions in the future. The Company has never paid any cash dividends on its capital stock, and there can be no assurance that the Company will do so.

                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits.

                         The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

                  (b)    Reports on Form 8-K.

                         None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BAY NETWORKS, INC.




                                      By    /s/ William J. Ruehle
                                           ----------------------
                                           William J. Ruehle
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Authorized Officer and
                                           Principal Financial Officer)




Date:  November 12, 1996

                                  EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION                                PAGE NO.
----------                 -----------                                --------

11                Statement Regarding Computation of Per
                  Share Earnings                                           17

27                Financial Data Schedule                                  18